Form 10QSB
period 1999-09-30
LAPITOS ACQUISITION CORP
filed 1999-11-12
CIK 1091966

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                 ---------------------------------------------

                                  FORM 10-QSB

(Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      Or

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

              For the transition period from ________ to ________

                        Commission File Number 0-27383

               -------------------------------------------------

                        LAPITOS ACQUISITION CORPORATION
       (Exact name of small business issuer as specified in its charter)


               DELAWARE                              95-4739149
       (State of Incorporation)           (IRS Employer Identification No.)


            1800 CENTURY PARK EAST  SUITE 600 LOS ANGELES CA 90067
                   (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (310)229-5722

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

As of November 9, 1999, the registrant had outstanding 5,000,000 shares of its Common Stock, $.0001 par value.

                        LAPITOS ACQUISITION CORPORATION

                           FORM 10-QSB  REPORT INDEX

                                                                  PAGE NO.
PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Balance Sheet as of September 30, 1999         3

        Consolidated Statements of Losses for the Three Months
                Ended September 30, 1999                            4

        Consolidated Statements of Cash Flows
                Months Ended September 30, 1999                     5

        Notes to Unaudited Consolidated Financial Statements
                September 30, 1999                                  6

     ITEM 2.  MANAGEMENT'S PLAN OF OPERATION                        6

 PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                     7

     ITEM 5.  OTHER INFORMATION                                     7

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      7

SIGNATURES.                                                         8

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        LAPITOS ACQUISITION CORPORATION
                        (A DEVELOPMENTAL STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET

                                    SEPTEMBER 30,1999   JUNE 30, 1999
ASSETS

Current assets:

  Cash                                     $500            $500
  Organization costs less
    accumulated amortization                  -              78
                                           ----            ----
                                           $500            $578
                                           ====            ====


LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:

  Advance from related party               $333            $333
                                           ----            ----
  Total current liabilities                 333             333

Stockholders' equity:
  Preferred stock, par value, $.0001
    per share; 20,000,000 shares
    authorized ; none issued                  -               -
  Common stock, par value $.0001 per
    share; 100,000,000 shares
    authorized; 5,000,000 shares
    issued                                  500             500
  Deficit accumulated during
    development stage                      (333)           (333)
                                           ----            ----

    Total stockholders' equity              167             245
                                           ----            ----
                                           $500            $578
                                           ====            ====


       The accompanying notes are an integral part of these statements.

                        Lapitos Acquisition Corporation
                        (A DEVELOPMENTAL STAGE COMPANY)
                             STATEMENTS OF LOSSES

                                                     PERIOD FROM
                                                     FEB 28,1999
                                       THREE         (DATE OF
                                       MONTHS        INCEPTION)
                                       ENDED         THROUGH
                                       SEPT 30,1999  SEPT 30,1999
                                       ------------  ------------
                                       (UNAUDITED)   (UNAUDITED)
Costs and expenses:

  Amortization                         $       78    $      333
                                       ----------    ----------
  Net Loss                             $       78    $      333
                                       ==========    ==========
  Loss per common share
    (basic and assuming dilution)      $     0.00    $     0.00
                                       ==========    ==========
  Weighted average common shares
    Outstanding                         5,000,000     5,000,000
                                       ==========    ==========

       The accompanying notes are an integral part of these statements.

                        Lapitos Acquisition Corporation
                           STATEMENTS OF CASH FLOWS
                        (A DEVELOPMENTAL STAGE COMPANY)


                                                              PERIOD FROM
                                                              FEB 28, 1999
                                              THREE           (DATE OF
                                              MONTHS          INCEPTION)
                                              ENDED           THROUGH
                                              SEPT 30,1999    SEPT 30,1999
                                              -------------   -------------
                                               (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:

     Net loss                                       $(78)         $(333)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Amortization                                     78            333
                                                    ----          -----
     Net cash provided by operating
       activities                                      0              0
                                                    ----          -----

Cash flows from financing activities:

     Issuance of common stock                          -            500
                                                    ----          -----
     Net increase in cash                              0
     Cash - beginning of period                      500              0
                                                    ----          -----
     Cash - end of period                           $500          $ 500
                                                    ====          =====

       The accompanying notes are an integral part of these statements.

                        LAPITOS ACQUISITION CORPORATION
                       (A DEVELOPLMENTAL STAGE COMPANY)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE A

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited financial statements have been prepared by Lapitos Acquisition Corporation. (the "Company" ") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with annual report of Lapitos Acquisition Corporation included in the Form 10-SB for the period ended June 30, 1999, as filed with the U. S. Securities and Exchange Commission.

     The results of operations for the period ended September 30, 1999 are not indicative of the results that may be expected for the year ended June 30, 2000.

2.  Use of Estimates
    ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

     Actual results could differ from those estimates.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

     The Company intends to merge with or acquire a business entity in exchange for the Company's securities. The Company has no particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's officer and director nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between the Company and such other company or identified any particular acquisition candidate. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited and no assurance can be given that any of the persons contacted or solicited will be interested in consummating a business combination. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates may pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both. Additionally, the Company's sole officer and director may receive a referral fee or other compensation from the target business with which the Company consummates a business combination. The Company has no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company up to a maximum of 10 hours per month, without cash compensation. The president anticipates that the business plan of the Company can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. Management is currently involved with soliciting target companies on behalf of blank check companies, and is involved in creating additional blank check companies similar to this one. A conflict may arise in the event that another blank check company with which management is affiliated actively seeks a target company. Management anticipates that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies or by lot. Other blank check companies that may be formed, however, may differ from the Company in certain matters such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other characteristics. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation or choice by lot.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

             None.

ITEM 5.  OTHER INFORMATION.

             None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Furnish the exhibits required by Item 601 of Regulation S-B.

         None

     (b) Reports on Form 8-K.

         None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Lapitos Acquisition Corporation.

                                           By:  /s/ Mike M. Mustafoglu
                                                ------------------------
                                                Mike M. Mustafoglu
                                                Chairman and CEO


Date:  November 9, 1999