Form 10KSB
period 1999-12-31
LAPITOS ACQUISITION CORP
filed 2000-03-30
CIK 1091966

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

(Mark One)

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended
                            December 31, 1999
   OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from       to


                    Commission file number 0-24801

                   LAPITOS ACQUISITION CORPORATION
        (Exact name of registrant as specified in its charter)

       Delaware                                          95-4739149
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

             1800 Century Park East, Suite 600, Los Angeles, CA    90067
         (Address of principal executive offices)                (zip code)

         Issuer's Telephone Number:     310/229-5722


Securities registered under Section 12(g) of the Exchange
Act:   Common Stock
                                                   $.0001
par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at December 31, 1999

Common Stock, par value $0.0001                        5,000,000

Documents incorporated by reference:    None

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Lapitos Acquisition Corporation (the "Company") was incorporated on February 3, 1999, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

     The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

     Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition.
Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if the Company has subsequently filed a Form 8-K.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Pierce Mill Associates, Inc. at no cost to the Company and the Company expects this arrangement to continue until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

      There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is currently no public market for the securities of the Company. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

      The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholders of the Company have executed and delivered "lock-up" letter agreements, affirming that such shareholder will not sell or otherwise transfer its shares of the Company's common stock except in connection with or following completion of a merger or acquisition and the Company is no longer classified as a blank check company. The shareholders have deposited such shareholder's respective stock certificate with the Company's management, who will not release the respective certificates except in connection with or following the completion of a merger or acquisition.

      There are currently two shareholders of the outstanding common stock of the Company. The Company has not designated nor issued any preferred stock.

      During the past three years, the Company has sold securities which were not registered as follows:

                                                    NUMBER OF    CONSIDER-
 DATE               NAME                            SHARES       ATION

February 9, 1999   TransGlobal Financial Corp.(1)   4,250,000     $425


February 9, 1999   Mike M. Mustafoglu(2)              750,000     $ 75

---------------------
    (1) Mr. Mustafoglu, the president and sole director of the Company, is the sole director and shareholder of TransGlobal Financial Corporation and is therefore considered to be the beneficial owner of the common stock of the Company issued to TransGlobal Financial Corporation. With respect to the sales made to TransGlobal Financial Corporation, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

      (2) With respect to the sales made to Mr. Mike M. Mustafoglu, the Company relied upon Section 3(b) of the Securities Act of 1933, as amended and Rule 701 promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company has not commenced any operational activities.

      Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

      The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

      The Company will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

      A business combination with a target business will normally involve the transfer to the target business of the majority of common stock of the Company, and the substitution by the target business of its own management and board of directors.

      The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The officer and director of the Company has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

      The Company's shareholders have agreed that they will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. There is no minimum or maximum amount such shareholder will advance to the Company. The Company will not borrow any funds for the purpose of repaying advances made by such shareholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

      The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, shareholder or his affiliates or associates serve as officer or director or hold any ownership interest.

ITEM 7.  FINANCIAL STATEMENTS

                       LAPITOS ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                           AS OF DECEMBER 31, 1999

                       LAPITOS ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                 CONTENTS





       PAGE      1 - INDEPENDENT AUDITORS' REPORT

       PAGE      2 - BALANCE SHEET AS OF DECEMBER 31, 1999

       PAGE      3 - STATEMENT OF OPERATIONS FOR THE PERIOD
                     FROM JUNE 2, 1999 (INCEPTION) TO
                     DECEMBER 31, 1999

       PAGE      4 - STATEMENT OF CHANGES IN STOCKHOLDERS'
                     EQUITY OR THE PERIOD FROM FEBRUARY 3, 1999
                     (INCEPTION) TO DECEMBER 31, 1999

       PAGE      5 - STATEMENT OF CASH FLOW FOR THE PERIOD
                     FROM FEBRUARY 3, 1999 (INCEPTION) TO
                     DECEMBER 31, 1999

       PAGE  6 - 7 - NOTES TO FINANCIAL STATEMENTS AS OF
                     DECEMBER 31, 1999

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Lapitos Acquisition Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Lapitos Acquisition Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the period from February 3, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly in all material respects, the financial position of Lapitos Acquisition Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period from February 3, 1999 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.


                                STEFANOU & COMPANY, LLP.


McLean, Virginia
February 16, 2000

                       LAPITOS ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 1999


                                    ASSETS


Cash                                              $      500

TOTAL ASSETS                                      $      500



                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Advance from related party                         $    333

TOTAL LIABILITIES                                  $    333


STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, zero issued and outstanding        -

   Common Stock, $.0001 par value, 100 million
    shares authorized 5,000,000 issued and
    outstanding                                          500

Accumulated deficit during
    developmental stage                                 (333)

     Total Stockholders' Equity                          167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      500



                   See accompanying notes to balance sheet.

                       LAPITOS ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR THE PERIOD FROM FEBRUARY 3, 1999
                       (INCEPTION) TO DECEMBER 31, 1999


Income                                           $     -

Expenses

  Amortization                                        333

     Total Expenses                                   333

NET LOSS                                       $     (333)











                   See accompanying notes to balance sheet.

                       LAPITOS ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CHANGES IN STOCKHOLDERS'
                 EQUITY FOR THE PERIOD FROM FEBRUARY 3, 1999
                       (INCEPTION) TO DECEMBER 31, 1999


                                                         Deficit
                                             Additional  Accumulated
                        Common      Stock    Paid-In     During Devel-
                        Shares      Amount   Capital     opment Stage   Total

Common stock issuance  $5,000,000  $ 500     $    -       $     -       $ 500
    For cash

Net loss                        -      -                     (333)       (333)

BALANCE AT
DECEMBER 31, 1999      $5,000,000  $ 500     $    -         $(333)       $167











               See accompanying notes to financial  statements.

                       LAPITOS ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOW
                     FOR THE PERIOD FROM FEBRUARY 3, 1999
                       (INCEPTION) TO DECEMBER 31, 1999


CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net loss                                   $     (333)
 Adjustments to
  reconcile net loss
  to net cash used
  by operating activities:                         333

 Net cash used in
  operating activities                               0

CASH FLOWS FROM INVESTING
 ACTIVITIES                                          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Proceeds from issuance
    of common stock                                500

 Net cash provided by
  financing activities                             500

INCREASE IN CASH AND
 CASH EQUIVALENTS                                  500

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                 -

CASH AND CASH EQUIVALENT -
 END OF PERIOD                              $      500





               See accompanying notes to financial statements.

                       LAPITOS ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO BALANCE SHEET
                             AS OF JUNE 10, 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statement follows.

BUSINESS OPERATIONS

Lapitos Acquisition Corporation (the "Company") was incorporated in the state of Delaware on February 3, 1999. The Company is in the development stage and its efforts have been principally devoted to raising capital. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

INCOME TAXES

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109,
"Accounting for Income Taxes". Deferred and prepaid taxes will be provided for on items which are recognized in different periods for financial and tax reporting purposes.

CASH EQUIVALENTS

For purposes of the accompanying financial statement, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

EARNINGS PER SHARE

Earnings per common share will be based upon the weighted average number of shares outstanding.

ORGANIZATION COSTS

Organization costs are being amortized over five years.

USE OF ESTIMATES

The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE B - RELATED PARTIES The Company's president and sole director is also the sole shareholder of entities which own
100% of the Company's issued and outstanding common stock.
These entities have advanced $333 to the Company as of December 31, 1999

NOTE C - GOING CONCERN The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period February 3, 1999 (date of inception) through December 31, 1999, the Company incurred a loss of $333. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing a new business, however the planned principal operations have not commenced. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Directors and Officers of the Company are as follows:

          Name                 Age         Positions and Offices Held
       -----------------                   -----------
      Mike M. Mustafoglu       49           President,Secretary, Director

      There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

      Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

      MIKE M. MUSTAFOGLU received a Bachelor of Science in Electrical Engineering from Wichita State University in 1974 and a Master of Business Administration in Finance from the University of Houston in 1978.
From 1974-1977, Mr. Mustafoglu was a geophysicist with Shell Oil Company. From 1977-1984, Mr. Mustafoglu was employed by Getty Oil Company of Los Angeles in various corporate and financial planning capacities. From 1984-1992, Mr.Mustafoglu served in various executive management positions for companies affiliated with a privately-held entity known as Oxbow Corporation. Oxbow group companies were engaged in venture investing, energy production, metals and coal trading, industrial production, publishing and technology. During this time, Mr. Mustafoglu was vice-president of Oxbow Resources, and President of the following companies: Oxbow Energy, Inc., Pacific Basin Transportation, Inc., Oxbow Hydrocarbons, Inc. and PetroPort Terminal Corporation. From 1991 to date, Mr. Mustafoglu has been president of TransGlobal Financial Corporation, specializing in consulting and financial planning for emerging growth companies. Mr. Mustafoglu is a past member of the Board of Directors of ECO2, Inc. (NASDAQ SmallCap (R); 1992-1995), Serv-Tech, Inc. (NASDAQ NMS; 1995-1996), Corgenix Medical Corporation (OTC
BB) in 1998 and U.S. Medical Group, Inc. (OTC BB; 1996-1999).

PREVIOUS AND CURRENT BLANK CHECK COMPANIES

Previously the officers, directors or control persons of the Company have been involved in the following blank check companies:
Girne Acquisition Corporation, Lapitos Acquisition
Corporation and Kyrenia Acquisition Corporation. Mr.
Mustafoglu was the president, sole director and a beneficial shareholder of Girne Acquisition Corporation, Lapitos Acquisition
Corporation and Kyrenia Acquisition Corporation. Each of
these companies has filed a registration statement on Form
10-SB under the Exchange Act, which Registration Statements
have been declared effective and each files periodic reports under the Exchange Act. The initial business purpose of each of these companies was to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a blank check company until completion of a
business acquisition.   The initial business purpose of each
of these companies is to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a blank check company until completion of a business acquisition. Girne Acquisition Corporation and Kyrenia Acquisition Corporation were recently acquired by other companies (See below: RECENT TRANSACTIONS BY BLANK
CHECK COMPANIES).

      Mr. Mustafoglu anticipates being involved with additional blank check companies registering under the Securities Act or under the Exchange Act.

RECENT TRANSACTIONS BY BLANK CHECK COMPANIES

      On March 1, 2000, the Girne Acquisition Corporation was acquired through a reorganization agreement with Electronic Identification, Inc., a Nevada company. The Board of Directors approved the purchase of the Company by Electronic Identification, Inc. On March 1, 2000, the sole officer and director of Girne Acquisition Corporation appointed Terry Kirby as a member of the board of directors. On March 1, 2000, the Girne Acquisition Corporation accepted the resignation of Mike M. Mustafoglu as a member of the board and as the sole officer, effective immediately. The remaining member of the board decided not fill the vacancy left by Mr. Mustafoglu. Mr. Kirby was also appointed as President, Secretary, Treasurer of Girne Acquisition Corporation. Pursuant to the merger, Girne Acquisition Corporation changed its name to Electronic Identififcation, Inc. and Girne Acquisition Corporation filed a Form 8-K with the Securities and Exchange Commission describing the merger. The common stock of Electronic Identification, Inc. trades on the NASD OTC Bulletin Board under the symbol EISQ.

On March 8, 2000, Kyrenia Acquisition Corporation was acquired through a reorganization agreement with Bentley Communication Corporation, a Florida company. The Board of Directors of Kyrenia Acquisition Corporation approved the purchase of the Company by Bentley Communication Corporation. On March 8, 2000, Kyrenia Acquisition Corporation appointed Mr. Gordon Lee as a member of the board of directors. On March 8, 2000, Kyrenia Acquisition Corporation accepted the resignation of Mr. Mike M. Mustafoglu as a member of the board of directors and the sole officer, effective immediately. On March 8, 2000, the remaining board member decided not to fill the vacancy left by Mr. Mustafoglu's resignation. Mr. Gordon Lee was also appointed as President, Secretary, and Treasurer of Kyrenia Acquisition Corporation. Pursuant to the merger, Kyrenia Acquisition Corporation changed its name to Bentley Communication Corporation and Kyrenia Acquisition Corporation filed a Form 8-K with the Securities and Exchange Commission describing the merger. The common stock of Bentley Communication Corporation trades on the NASD OTC Bulletin Board under the symbol BTLY.

CONFLICTS OF INTEREST

 The Company's officer and director has organized and expects to organize other companies of a similar nature and purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officer and director is engaged in other business activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations, and the Company will compete for such opportunities with other blank check companies that the Company's sole officer and director has incorporated.

      A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies or by lot. However, any blank check companies that may be formed may differ from the Company in certain characteristics such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other matters. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation or choice by lot. Mr. Mustafoglu will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company that may result in terms providing benefits to Mr. Mustafoglu.

      Mr. Mustafoglu is the president of TransGlobal Financial Corporation, a consulting firm located in Los Angeles, CA. As such, demands may be placed on the time of Mr. Mustafoglu, which will detract from the amount of time he is able to devote to the Company. Currently, Mr. Mustafoglu intends to devote as much time to the activities of the Company as may be required to accomplish its objectives up to a maximum of ten (10) hours per week under the terms of an employment agreement entered into with the Company. Should such a conflict arise, however, there can be no assurance that Mr. Mustafoglu would not attend to other matters prior to those of the Company. Mr. Mustafoglu projects that initially up to ten hours per month of his time may be spent locating a target company which amount of time would increase if the analysis of, and negotiations and consummation of a business combination with, a target company are conducted.

      Mr. Mustafoglu owns 100% of TransGlobal Financial Corporation which, in turn, owns 4,250,000 shares of common stock of the Company. Management of the Company does not presently intend to issue any other securities, or rights to purchase securities, of the Company to management or promoters, or their affiliates or associates, prior to the completion of a business combination. At the time of a business combination, management expects that some or all of the shares of Common Stock owned by TransGlobal Financial
Corporation will be purchased or acquired by the target company or its shareholders. The amount of Common Stock sold or retained by TransGlobal Financial, if any, cannot be determined at this time.

      The terms of business combination may include provisions requesting that Mr. Mustafoglu remain a director or officer of the Company and/or that consulting firms owned by Mr. Mustafoglu be retained to provide services to the Company. The terms of a business combination may provide for a payment by cash or other consideration to TransGlobal Financial Corporation for the purchase of all or part of ts common stock of the Company by a target company. Mr. Mustafoglu would directly benefit from such employment, engagement or payment. Such benefits may influence Mr. Mustafoglu's choice of a target company.

      The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who refer a target company to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee of any kind will be paid to management or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Company or to any of their associates or affiliates, other than advancements that may be made by TransGlobal Financial Corporation to the Company.

      The Company's officer and director, its promoter and their affiliates or associates have not had any negotiations with and there are no present arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of a business combination with the Company.

      Management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, shareholders or their affiliates:

      (i)    Any lending by the Company to such persons;
      (ii)   The issuance of any additional securities to such
             persons prior to a business combination;
      (iii)  The payment of any finder's fees to such persons.

      These policies have been adopted by the Board of Directors of the Company, and any changes in these provisions require the approval of the Board of Directors. Currently, management does not intend to propose any such action and does not anticipate that any such action will occur.

      There are no binding guidelines or procedures for resolving potential conflicts of interest between Mike M. Mustafoglu, TransGlobal Financial Corporation and the Company, or between the Company and any other blank check company Mr. Mustafoglu controls. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce this liability of management to the Company would most likely be prohibitively expensive and time consuming.


ITEM 10.  EXECUTIVE COMPENSATION

      The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. As of the date of this registration statement, the Company has no funds available to pay the officer and director. Further, the officer and director is not accruing any compensation pursuant to any agreement with the Company.

      The officer and director of the Company will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

      No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 1999, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

      Name and Address              Amount of Beneficial   Percent of
      of Beneficial Owner           Ownership              Outstanding Stock
------------------------            ------------------     -------------------
      TransGlobal Financial Corp.(1)      4,250,000                85%
      1800 Century Park East
      Suite 600
      Los Angeles, CA 90067

      Mike M. Mustafoglu                   750,000                 15%
      1800 Century Park East
      Suite 600
      Los Angeles, CA 90067

      Mike M. Mustafoglu(2)                  5,000,000            100%
      1800 Century Park East
      Suite 600
      Los Angeles, CA 90067

      All Executive Officers and
      Directors as a Group
      (1 Person)                           5,000,000               100%


(1) Since TransGlobal Financial Corporation has fewer than 100 shareholders and is not making and does not intend to make a public offering of its securities, management believes that it is not deemed to be an investment company by virtue of an exemption provided under the Investment Company Act of 1940, as amended.

(2)   Mr. Mustafoglu owns 100% of TransGlobal Financial
      Corporation and is therefore considered the beneficial owner of the 5,000,000 shares of common stock owned by it.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On February 9, 1999, the Company issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $500 in cash:

                         NUMBER OF               TOTAL
NAME                     SHARES                  CONSIDERATION
----------------         ----------              --------------

TransGlobal               4,250,000                   $425
Financial Corporation

Mike M. Mustafoglu          750,000                   $ 75

      The Board of Directors had passed a resolution, which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest.
The Board of Directors has recently passed a resolution, which removes this restriction in order to make a wider selection of merger and acquisition opportunities available to the Company.

      The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholders of the Company have executed and delivered A "lock-up" letter agreements, affirming that such shareholders shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a blank check company. The shareholders have placed the respective stock certificates with the Company which will not release the certificates until such time as a merger or acquisition has been successfully consummated.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 17, 1999, and incorporated herein by reference.

      3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 17, 1999, and incorporated herein by reference.

      9.1* Lock-Up Agreement with Mike M. Mustafoglu filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 17, 1999, and incorporated herein by reference.

      9.2* Lock-Up Agreement with TransGlobal Financial Corp. filed as an exhibit to the Company's registration statement on Form
            10-SB filed on September 17, 1999, and incorporated herein by reference.

      23.1  Consent of Accountants

      27.1  Financial Data Schedule

_____________

* Previously filed

      (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   LAPITOS ACQUISITION CORPORATION


                   By:    /s/ Mike M. Mustafoglu
                              Mike M. Mustafoglu, President

Dated:  March 30, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        OFFICE                   DATE

Mike M. Mustafoglu         Director                  March 30, 2000

EXHIBIT 13.1 - OPINION OF ACCOUNTANT



                       STEFANOU & COMPANY, LLP
                          1360 Beverly Road
                              Suite 305
                        McLean, Virginia 22101


          CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


We hereby consent to the use in the Form 10-KSB of Lapitos Acquisition Corporation of our report for the period from February 3, 1999 (inception) to December 31, 1999 dated February 16, 2000 relating to the financial statements of Lapitos Acquisition Corporation which appear in such Form 10-KSB.


                              STEFANOU & COMPANY
                              Certified Public Accountants


McLean, Virginia
March 8, 2000