Form 10QSB
period 2000-03-31
LAPITOS ACQUISITION CORP
filed 2000-05-15
CIK 1091966

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
             _____________________________________________

                             FORM 10-QSB

(Mark One)

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                             Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from January 1, 2000 to March 31, 2000

                      Commission File Number 0-27383
            _________________________________________________


                         PARA MAS INTERNET, INC.
  (Exact name of small business issuer as specified in its charter)

          DELAWARE                              95-4739149
  (State of Incorporation)           (IRS Employer Identification No.)


      1800 CENTURY PARK EAST  SUITE 600 LOS ANGELES CA 90067
              (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (310) 229-5722

                  LAPITOS ACQUISITION CORPORATION
                 1800 Century Park East, Suite 600
                   Los Angeles, California 90067
                  Former name and former address

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----       -----

As of May 15, 2000, the registrant had outstanding
44,127,569  shares of its Common Stock, $.0001 par value.

                   PARA MAS INTERNET, INC.
          FORMERLY LAPITOS ACQUISITION CORPORATION

                  FORM 10-QSB REPORT INDEX



                                                                PAGE NO.

PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Balance Sheet as of March 31, 2000              3

        Consolidated Statements of Losses for the Three Months
        Ended March 31, 2000                                         4

        Consolidated Statements of Cash Flows
        Months Ended March 31, 2000                                  5

        Notes to Unaudited Consolidated Financial Statements
        March 31, 2000                                               6

     ITEM 2.  MANAGEMENT'S PLAN OF OPERATION                         6

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                      7

     ITEM 5.  OTHER INFORMATION                                      7

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       7

SIGNATURES.                                                          8

                       PART I.  FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          PARA MAS INTERNET, INC.
                     LAPITOS ACQUISITION CORPORATION
                     (A DEVELOPMENTAL STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEET



                              MARCH 31, 2000             DECEMBER 31,  1999

ASSETS

Current assets:

     Cash                           $  500                      $  500
     Organization costs less
     accumulated amortization            -                           -
                                     -----                       -----
                                    $  500                      $  500



LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:

     Advance from related party      $  333                     $  333
     Total current liabilities          333                        333


Stockholders' equity:
 Preferred stock, par value, $.0001
  per share; 20,000,000 shares
   authorized ; none issued               -                          -
 Common stock, par value $.0001 per
  share; 100,000,000 shares
  authorized; 5,000,000 shares
  issued                                500                        500
  Deficit accumulated during
   development stage                   (333)                      (333)

    Total stockholders' equity          167                        167
                                      -----                      -----
                                     $  500                     $  500











    The accompanying notes are an integral part of these statements.

                   Para Mas Internet, Inc.
          Formerly Lapitos Acquisition Corporation
               (A DEVELOPMENTAL STAGE COMPANY)
                    STATEMENTS OF LOSSES

                                                    PERIOD FROM
                                                    FEB 28,1999
                                   THREE            (DATE OF INCEPTION)
                                   MONTHS ENDED     THROUGH
                                   MARCH 31,2000    MARCH 31,2000
                                   (UNAUDITED)      (UNAUDITED)

Costs and expenses:

     Amortization                    $       78            $      411
                                      ---------             ---------
     Net Loss                        $       78            $      411
                                      =========             =========
     Loss per common share
     (basic and assuming dilution)   $     0.00            $     0.00
                                      =========             =========
     Weighted average common shares
     Outstanding                      5,000,000             5,000,000
                                      =========             =========


































    The accompanying notes are an integral part of these statements.

                   Para Mas Internt, Inc.
          Formerly Lapitos Acquisition Corporation
                  STATEMENTS OF CASH FLOWS
               (A DEVELOPMENTAL STAGE COMPANY)


                                                    PERIOD FROM
                                                    FEBRUARY 28, 1999
                                   THREE           (DATE OF INCEPTION)
                                   MONTHS ENDED     THROUGH
                                   MARCH 31,2000    MARCH 31,1999
                                   (UNAUDITED)     (UNAUDITED)

Cash flows from operating
   activities:

     Net loss                      $     (78)          $    (411)

Adjustments to reconcile net
loss to net cash provided by
operating activities:

   Amortization                           78                 411
                                   ---------           ---------
   Net cash provided by operating
     activities                            0                   0
                                   ---------           ---------

Cash flows from financing activities:

     Issuance of common stock              -                 500
                                   ---------           ---------
     Net increase in cash                  0
     Cash - beginning of period          500                 500
                                   ---------           ---------
     Cash - end of period          $     500           $     500
                                   =========           =========
















    The accompanying notes are an integral part of these statements.

                   PARA MAS INTERNET, INC.
          FORMERLY LAPITOS ACQUISITION CORPORATION
              (A DEVELOPLMENTAL STAGE COMPANY)
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000
                         (UNAUDITED)
NOTE A

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

     The results of operations for the period ended March
31, 2000 are not indicative of the results that may be expected for the year ended December 31, 2000.

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


                                        Para Mas Internet, Inc.

                                        By:  s/s Mike M. Mustafoglu
                                             ------------------------
                                             Mike M. Mustafoglu
                                             Chairman and CEO


Date:  May 15, 2000